Form 10-Q
period 2026-03-31
Seebeks Corp.
filed 2026-04-21
CIK 2078730

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-290151

SEEBEKS CORP.

(Exact name of registrant as specified in its charter)

Wyoming	7372	98-1847531
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

SEEBEKS CORP.

Avda. Diagonal, 571 Planta 2,

08029 Barcelona, Spain

Telephone: +1 (307) 6551002

Email: seebeks.corp.w@gmail.com

(Name, address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Wyoming Registered Agent

1621 Central Ave

Cheyenne, WY 82001

Telephone: +1 (307) 637-5151

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,085,000 common shares issued and outstanding as of March 31, 2026.

SEEBEKS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

The accompanying interim financial statements of Seebeks Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

SEEBEKS CORP.

Balance Sheets

As of March 31, 2026

(Unaudited)

	As of March 31, 2026	As of June 30, 2025
ASSETS

Current Assets
Cash and cash equivalents	$32,415	$13,693
Prepaid Expenses	370	–
Total Current Assets	32,785	13,693

Total Intangible Assets, Net	34,853	41,000

Total Assets	$67,638	$54,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party loan	$62,532	$54,870
Accounts payable-related party	22,800	5,700
Deferred revenue	19,530	–
Total Current Liabilities	104,862	60,570

Total Liabilities	104,862	60,570

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 4,085,000 as of March 31, 2026 and 3,000,000 as of June 30, 2025 shares issued and outstanding	408	300
Additional paid in capital	10,742	–
Accumulated deficit	(48,374)	(6,177)
Total Stockholders’ Deficit	(37,224)	(5,877)

Total Liabilities and Stockholders’ Deficit	$67,638	$54,693

See accompanying notes, which are an integral part of these financial statements.

SEEBEKS CORP.

Statements of Operations

For the three and nine months ended March 31, 2026

(Unaudited)

	Three months ended March 31, 2026	Nine months ended March 31, 2026

REVENUES	$2,970	$2,970

OPERATING EXPENSES
General and Administrative Expenses	8,556	39,020
Amortization Expenses	2,049	6,147
TOTAL OPERATING EXPENSES	10,605	45,167

NET INCOME/LOSS FROM OPERATIONS	(7,635)	(42,197)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(7,635)	$(42,197)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,175,556	3,057,664

See accompanying notes, which are an integral part of these financial statements

SEEBEKS CORP.

Statements of Stockholders’ Deficit

For the three and nine months ended March 31, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2025	3,000,000	$300	$–	$(6,177)	$(5,877)

Issuance of common stock	1,085,000	108	10,742	–	10,850

Net loss for the nine months ended March 31, 2026	–	–	–	(42,197)	(42,197)

Balance, March 31, 2026	4,085,000	$408	$10,742	$(48,374)	$(37,224)

Balance, December 31, 2025	3,000,000	$300	$–	$(40,739)	$(40,439)

Issuance of common stock	1,085,000	108	10,742	–	10,850

Net loss for the three months ended March 31, 2026	–	–	–	(7,635)	(7,635)

Balance, March 31, 2026	4,085,000	$408	$10,742	$(48,374)	$(37,224)

See accompanying notes, which are an integral part of these financial statements

SEEBEKS CORP.

Statement of Cash Flows

For the nine months ended March 31, 2026

(Unaudited)

For the nine months ended March 31, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,197)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization expenses	6,147
Changes in operating assets and liabilities:
Prepaid expenses	(370)
Accounts payable-related party	17,100
Deferred revenue	19,530
NET CASH USED IN OPERATING ACTIVITIES	210

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	7,662
Issuance of stock	10,850
CASH FLOWS FROM FINANCING ACTIVITIES	18,512

NET CHANGE IN CASH	$18,722

Cash, beginning of period	$13,693
Cash, end of period	$32,415

See accompanying notes, which are an integral part of these financial statements

SEEBEKS CORP.

Notes to Unaudited Financial Statements

As of March 31, 2026

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Seebeks Corp. (“the Company”) was incorporated on March 11, 2025, under the laws of the State of Wyoming. We are a development-stage company focused on providing a comprehensive software platform for personal and business financial management. We have acquired a functional software and web-based application called “Seebeks”, which is currently operational. While the platform is live, we intend to continue expanding its capabilities by introducing new features to enhance functionality, improve user experience, and serve a broader range of financial use cases.

At present, the Company has no employees other than our sole officer and director, Mr. Roman Chystiakov. Our executive and business office is located at Avda. Diagonal, 571 Planta 2, 08029 Barcelona, Spain, and our telephone number is +1 (307) 655-1002.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $2,970 revenues for the nine months ended March 31, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $48,374 on March 31, 2026, a net loss of $42,197 for the nine months ended March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is June 30.

Development Stage Company

The Company is in the early stages of operations and is currently focused on the development and marketing of its financial software platform. While the Company has not yet generated revenue from its intended operations, it is actively pursuing activities necessary to establish its business model.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to its short-term maturity.

Stock-Based Compensation

As of March 31, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

Segment Reporting

The Company has one reportable segment(s) at this time.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

Note 4 – INTANGIBLE ASSETS

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

As of March 31, 2026, the Company purchased software application for $41,000, which is being amortized over a 5-year life. There was $6,147 accumulated amortization as of March 31, 2026.

Note 5 – LOAN FROM DIRECTOR

For the nine months ended March 31, 2026 our director Roman Chystiakov has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $62,532 as of March 31, 2026.

Note 6 – COMMON STOCK

On May 15, 2025, the Company issued 3,000,000 shares of common stock to a director Roman Chystiakov for cash proceeds of $300 at $0.0001 per share.

In March 2026, the Company issued 1,085,000 shares of common stock for cash proceeds of $10,850 at $0.01 per share.

As of March 31, 2026, the Company had 4,085,000 shares issued and outstanding.

Note 7 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of March 31, 2026 and June 30, 2025 as follows:

	March 31, 2026	June 30, 2025
Tax benefit (expenses) at U.S. statutory rate	$(10,158)	$(1,297)
Change in valuation allowance	10,158	1,297
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Nine months ended March 31, 2026	Year ended June 30, 2025
Net operating loss	$(8,861)	$(1,297)
Valuation allowance	8,861	1,297
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $48,374 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated events and transactions that occurred after March 31, 2026, through the date the financial statements were available to be issued. The Company has determined that there were no material subsequent events that require disclosure in these financial statements, other than issuance of 700,000 shares for cash proceed of $7,000 to 9 shareholder.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF OUR BUSINESS

GENERAL INFORMATION

Seebeks Corp. was incorporated on March 11, 2025, under the laws of the State of Wyoming. We are a development-stage company focused on providing a comprehensive software platform for personal and business financial management. We have acquired a functional software and web-based application called “Seebeks”, which is currently operational. While the platform is live, we intend to continue expanding its capabilities by introducing new features to enhance functionality, improve user experience, and serve a broader range of financial use cases.

At present, the Company has no employees other than our sole officer and director, Mr. Roman Chystiakov. Our executive and business office is located at Avda. Diagonal, 571 Planta 2, 08029 Barcelona, Spain, and our telephone number is +1(307)655-1002.

Our core business is a digital platform designed to help users — both individuals and businesses — track, organize, and analyze financial data across multiple accounts and income sources. Seebeks allows users to upload bank statements, classify cash flows, segment finances into internal accounts based on personalized criteria, and generate comprehensive financial analytics. Our mission is to provide a secure, flexible, and intuitive solution for managing complex financial records in one place.

We are currently focused on offering our services in the Spanish market, where we believe there is growing demand for user-controlled financial management tools. At present, we have not launched operations outside of Spain. Subject to the success of our initial rollout and the availability of funding, we plan to explore expansion into other European markets beginning approximately 12 to 24 months following the completion of this offering. Expansion into North American markets is a longer-term goal, up to 48 months, and would likely occur after successful European scaling and subject to additional financing and regulatory readiness. Any such expansion will depend on factors such as user adoption in Spain, operational capacity, and the availability of additional capital. While proceeds from this offering may be used in part to support early-stage market analysis or marketing efforts abroad, we do not currently have the capital necessary to launch full operations outside Spain. We consider these goals aspirational at this time.

In an increasingly complex and digital global economy, financial management platforms have become essential tools for both individuals and businesses seeking greater control, clarity, and efficiency in handling their finances. These platforms are redefining how users interact with their financial data and make critical economic decisions.

•	Empowering financial independence
Modern financial-management platforms allow users to organize income, expenses, and cash-flow information in a centralized way, giving freelancers, small businesses, and individuals clearer visibility into their financial activities and helping them take a more hands-on approach to managing their data.

•	Efficiency and centralization
By consolidating data from multiple bank accounts, currencies, and income sources into one system, financial platforms eliminate the need for cumbersome spreadsheets or manual bookkeeping. Users can access real-time insights and make faster, better-informed decisions about their finances.

•	Cross-border functionality
As financial activity becomes increasingly globalized, platforms that support multi-currency tracking and categorization are critical. They enable users to manage diverse income streams, reconcile international transactions, and maintain accurate records regardless of geographic boundaries.

•	Data-driven insights
Financial platforms provide users with advanced analytics, helping them identify trends, track performance, and forecast future cash flow. This data-driven approach promotes smarter budgeting, investment planning, and operational decision-making.

•	Scalability and customization
Today’s financial management tools are built to scale with the user — from basic personal finance to complex enterprise financial operations. The flexibility to tailor dashboards, reports, and account structures ensures the platform remains relevant across different financial needs and stages of growth.

In short, financial management platforms are no longer optional — they are foundational tools in navigating the modern economic landscape with confidence and precision.

The Seebeks application is a modern and user-centric financial management platform designed to help individuals and businesses better understand, organize, and control their financial activity. The software enables users to keep detailed records of income and expenses, upload bank statements, segment cash flows into internal accounts based on personalized criteria and generate meaningful financial insights. Built with flexibility and clarity in mind, Seebeks transforms the way users interact with their financial data — whether for personal budgeting or managing multiple revenue streams across currencies.

We aim to provide users with a highly customizable, intuitive environment that makes financial organization accessible to everyone —from independent freelancers and small business owners to financially active individuals. The platform is designed to simplify complexity, improve decision-making, and promote financial transparency.

Here are key features that the application currently offers:

•	User-friendly interface
A clean, intuitive design that makes financial organization simple for users of all experience levels.

•	Data import capabilities
Users can upload bank statements, invoices, and financial documents from various sources to streamline transaction input and history management.

•	Internal account segmentation
Users can categorize cash flows into custom “internal accounts” based on income sources, currencies, or other self-defined criteria, enabling more targeted analysis.

•	Multi-currency support
The platform supports financial tracking across different currencies, making it suitable for international users or businesses with global operations.

•	Advanced financial analytics
Generate insights from transaction trends, spending patterns, and overall financial health, both for individual internal accounts and aggregated data.

•	Data security and privacy
Financial data is safeguarded using encryption and secure protocols, with optional two-factor authentication for added protection.

•	Custom reporting and exports
Users can export filtered data or generate reports to share with accountants, partners, or for personal documentation.

•	Web-based accessibility
Available as a web application, the platform is accessible from any browser, with no installation required, making it convenient and always up to date.

We are committed to continuously improving the platform based on user feedback and emerging financial needs, ensuring that Seebeks remains a powerful tool for financial empowerment.

The links for the “Seebeks” web-application is https://seebeks.com/

As part of our long-term development strategy, Seebeks Corp. intends to introduce a range of enhanced features and revenue-generating services to expand the functionality of the platform and create multiple monetization channels. These additions are designed to provide more value to users while supporting the growth and sustainability of the business.

Planned features and services include:

•	Premium accounts for users
Introduction of subscription-based accounts offering enhanced capabilities, such as expanded analytics, detailed financial forecasting, multi-user access, and priority customer support.

•	Tiered plans for business clients
Businesses using Seebeks for internal financial tracking or multi-account management will be able to access premium plans with advanced reporting tools, team access, audit trails, and integrations with third-party accounting platforms.

•	Custom advertising & Sponsorships
Opportunities for financial service providers (such as banks, insurers, or tax professionals) to advertise within the platform in non-intrusive, user-relevant placements.

•	Affiliate & Referral programs
Collaborations with financial products and services — such as accounting software, tax consultants, or invoicing platforms—offering commission-based partnerships and cross-promotion within the user interface.

•	Financial analytics & Data services
Development of anonymized, aggregated insights available for purchase by financial institutions, consultants, or enterprise clients. This includes access to trends, user behavior patterns, or benchmark reports, offered through tiered pricing models based on scope and granularity.

•	Add-on services
Optional paid features such as transaction categorization assistance, AI-based financial forecasting, tax readiness reports, or secure document storage. These services will aim to enhance user experience while solving specific pain points.

REVENUE

Seebeks Corp. operates a dual-revenue, SaaS-driven business model designed to serve both individual users and business clients through tailored financial management solutions. Our current monetization strategy focuses on scalable, recurring income through subscription-based access and high-value enterprise licensing. This foundation supports financial stability while allowing for expansion into additional revenue channels as the platform matures.

Current revenue opportunities

1.	Subscription-based web application (B2C)

Our cloud-based application is targeted toward individuals, freelancers, and small teams. It is offered under a tiered subscription model, with pricing determined by feature access, user limits, and data volume:

•	Free tier. Basic tools to encourage onboarding and product familiarity.
•	Standard tier. Core tracking, classification, and reporting tools.

This B2C model provides predictable, recurring monthly and annual revenue and scales efficiently with customer acquisition.

2.	Enterprise licensing and customization (B2B)

For businesses with more complex financial requirements or internal infrastructure needs, we offer the Seebeks platform as an optional locally installed version on the client’s own devices or servers. This B2B offering includes:

•	One-time license fees or annual enterprise subscriptions
•	Customization and systems integration services (e.g., ERP or CRM compatibility)
•	Support and training packages

This revenue stream is designed to produce high-margin, high-ticket revenue, supporting sustainable long-term growth and enhanced cash flow.

Current service pricing

•	Subscription-based web application: $75-$100/month
•	Enterprise licensing and customization: $500-$3,000/month

Future revenue opportunities

As the Seebeks user base grows and product engagement deepens, we plan to expand our monetization strategy through the introduction of additional revenue streams, including:

•	Premium tier (B2C model extension). Advanced analytics, custom segmentation, export functionality, and multi-source data management.

•	Paid features and add-ons
Optional services such as AI-powered transaction analysis, enhanced financial forecasting, document storage, and consultation tools.

•	Advertising campaigns and promotions
Sponsored placements and promoted tools for relevant financial services, targeting both individual users and business clients.

•	Affiliate and referral programs
Commission-based partnerships with tax consultants, accounting software, and other financial services.

Future service pricing

•	Premium tier: $120-$150/month
•	Paid features and add-ons: $10-$60 per feature or add-on, depending on specification
•	Advertising campaigns and promotions: $350-$700/month, depending on specification
•	Affiliate and referral programs: individual custom

The “Current service pricing” and “future service pricing” sections reflect price ranges that have been determined based on market analysis, industry standards, and the perceived value of our offerings. These price estimates are dynamic and may be adjusted in response to a variety of elements, such as shifts in the market, improvements to services, and input from customers.

Customer Segments and Revenue Types

We serve a range of customer types through different configurations of the Seebeks platform, each aligned with specific revenue models based on user needs and scale of financial operations:

Segment	Product Offering	Revenue Type
Individuals / Freelancers	Web app (SaaS)	Subscription (monthly/annual)
Small businesses	Web app (SaaS)	Subscription (multi-user plans)
Mid-size businesses	On-premises installation of the Seebeks platform	License + Services
Consultants / Finance teams (in the future)	Either version (in the future)	Hybrid

Scalability and growth potential

Seebeks' hybrid model allows for a balance between high-volume B2C growth and high-value B2B sales. The web application benefits from self-service onboarding and subscription upgrades, while enterprise clients are acquired through targeted outreach, referrals, and professional networks such as accounting firms.

This approach ensures revenue diversification, supports long-term financial resilience, and aligns with the Company’s broader strategy to scale across European markets.

OUR ASSET – SOFTWARE PLATFORM

Seebeks Corp. owns the rights to a fully functional financial management platform known as “Seebeks”, which is available as a web-based application at https://seebeks.com/. The platform was acquired from MRKT Services ltd and currently serves as the foundation of our operations. While the application is fully operational, we intend to continue improving and expanding its functionality to serve a broader range of personal and business financial needs.

The Seebeks platform enables users to upload and manage financial records, including income and expense tracking, segmentation of cash flows into internal accounts, and the generation of detailed analytics. It is designed for both individual users and companies seeking greater control over multi-source financial data.

The application’s infrastructure is built on a C# .NET backend, which provides a robust and secure foundation for processing data and handling complex business logic. It enables reliable server-side performance and supports scalable API integrations. The platform utilizes a PostgreSQL relational database to manage and store financial data, offering strong data integrity, transactional consistency, and support for complex queries across structured financial records. On the frontend, the application is developed using the Angular framework, which delivers a dynamic, modular, and highly responsive user experience optimized for performance and maintainability.

Key current features of the Seebeks platform include:

•	User registration and account management

•	Secure login via email and password

•	Uploading bank statements and financial documents

•	Creating and managing internal financial accounts

•	Viewing, filtering, and categorizing transactions

•	Generating analytical summaries of cash flow

•	Exporting financial data for external use

•	Switching between light and dark theme modes

•	Access to customer support through a contact interface

The platform is fully responsive and can be accessed via web browser from any device. Development plans include the introduction of additional advanced features and broader accessibility, including a potential mobile version to enhance convenience for users on the go.

We intend to continue enhancing the Seebeks application through the integration of advanced technologies and the implementation of new features designed to improve functionality, security, and user engagement. The next phases of development will focus on the following key initiatives:

•	Strengthening the platform’s security and data privacy framework

•	Enhancing the in-app messaging and user communication system

•	Introducing location-based functionality for contextual data presentation

•	Multi-language support

•	Expanding analytics and reporting capabilities for deeper financial insights

•	Offering value-added services such as transaction security consultations, insurance integration, and advisory features

•	Launching affiliate and referral programs to drive organic growth and partnerships

•	Implementing premium account tiers with exclusive features for advanced users

•	Optional paid features such as transaction categorization assistance, AI-based financial forecasting, tax readiness reports, or secure document storage.

•	Enabling targeted advertising options for financial service providers and partners

These enhancements are part of our ongoing effort to build a comprehensive, user-centric financial management platform that adapts to evolving user needs and supports long-term business scalability.

SOFTWARE PURCHASE AGREEMENT

The Software Purchase Agreement (the “Agreement”) was made effective on May 26, 2025 (the “Effective Date”), by and between MRKT Services LTD, 128 City Road, London, United Kingdom, EC1V 2NX (the “Seller”), and Seebeks Corp., Avda. Diagonal, 571 Planta 2, 08029 Barcelona, Spain (the “Buyer”).

According to the Agreement:

The Seller is the sole legal owner of the software product known as “Seebeks”, which consists of a web-based application and an optional locally installed version for on-premises use (together, the “Software”). The Buyer desires to purchase the Software from the Seller, and the Seller has agreed to sell, transfer, and assign to the Buyer all rights, title, and interest in and to the Software, including:

•	the source code and documentation for the Seebeks application, including both the web-based deployment and the optional locally installed version;

•	all related databases and user interfaces;

•	all associated intellectual property rights, including copyrights and proprietary components.

The total purchase price for the Software is $41,000 (forty-one thousand U.S. dollars).

The Seller agreed to deliver all source code, documentation, and related assets to the Buyer upon execution of the Agreement and receipt of the first payment. Upon completion of both payments, all intellectual property rights are irrevocably transferred to the Buyer.

MARKET OVERVIEW

The demand for digital financial management tools continues to grow rapidly as individuals, freelancers, and businesses increasingly seek greater autonomy and clarity over their finances. According to a 2025 report by The Business Research Company, the global personal finance software market expanded from $1.81 billion in 2025 to $1.92 billion in 2025, reflecting a compound annual growth rate (CAGR) of 5.9%. This growth is driven by factors such as increasing financial awareness, evolving consumer preferences for digital tools, broader adoption of online financial services, and the expansion of technology-driven solutions that help users organize and understand their financial data. Looking ahead, the market is expected to reach $2.66 billion by 2029, growing at a CAGR of 8.5%.

In Spain, the fintech sector is experiencing significant growth, with the number of fintech startups increasing by 41% over the past 15 months, reaching a total of 294 companies. This expansion is fueled by a combination of tech-savvy consumers and supportive regulatory frameworks. The Spanish payments landscape is also evolving, with new entrants providing account information services (AIS) and payment initiation services (PIS), increasing competition and enhancing consumer choice. According to Statista, around 75% of Spanish adults actively manage their finances online or via mobile devices, and the fintech sector in Spain continues to experience robust growth. As individuals and businesses shift toward digital platforms for everyday financial tasks, the demand for tools that offer more personalized, flexible, and comprehensive financial management is accelerating.

Additional factors that highlight the relevance and opportunity for financial management platforms in the Spanish market include:

•	Expansion of the freelance economy. Spain is seeing increasing numbers of independent contractors, entrepreneurs, and remote workers who require customized, multi-currency financial management tools.

•	Preference for mobile-first solutions. A growing number of users prefer managing finances via web and mobile applications that offer intuitive, on-the-go financial oversight.

•	Small and mid-size business digitalization. Companies are moving away from traditional bookkeeping toward modern digital solutions that offer real-time visibility and financial analytics without the complexity of full-scale ERP systems.

•	Financial literacy initiatives. Public and private sector efforts to improve financial literacy are encouraging individuals to seek better ways to track, plan, and optimize their finances.

As the digital economy continues to evolve, Seebeks is positioned to meet the needs of individuals and businesses looking for flexible, accessible, and insightful financial management tools within the Spanish market and, eventually, across Europe.

COMPETITION

There are numerous global companies operating in the financial management software industry. Some of the notable competitors include Mint by Intuit, YNAB (You Need A Budget), Personal Capital, Quicken, and PocketSmith, among others. These companies provide their services across multiple regions and in various languages, including Spanish. However, many of these platforms are primarily focused on broader global markets and may not be specifically tailored to the unique financial habits and needs of Spanish users or small to mid-size European businesses.

Most of these competitors are well-established, substantially larger than our Company, and possess greater financial and technical resources, deeper industry expertise, and more developed managerial capabilities. Additionally, many of them benefit from strong brand awareness and established customer bases, which provide them with competitive advantages in customer acquisition and retention.

We believe that competition within the financial management software industry is primarily based on factors such as ease of use, feature flexibility, data security, pricing models, and customization to local financial environments. We intend to compete effectively by offering a solution that is highly customizable, easy to use, and specifically adapted to the needs of individual users and businesses operating within the Spanish and broader European markets. Our initial focus will be to develop a strong niche presence in Spain, building local market familiarity and loyalty before expanding into additional European countries.

MARKETING & SALES STRATEGY

A substantial portion of our operational focus and financial resources will be dedicated to refining our financial management platform, expanding its feature set, and increasing brand awareness among individual users, freelancers, and business clients. Our strategy combines direct outreach, digital marketing, and strategic partnerships to establish a strong presence in the financial software market, beginning with Spain and later expanding across Europe.

Initially, our officer and director, Roman Chystiakov, will lead early-stage promotional efforts by introducing the platform through direct outreach, industry conversations, and targeted engagement within entrepreneurial and financial communities. As user acquisition scales, we plan to onboard a freelance marketing and growth specialist, who will manage online campaigns and support conversion and retention strategies.

Our marketing efforts will be deployed across the following key channels:

•	Unique Selling Proposition (USP)
Communicating what sets Seebeks apart — such as customizable internal accounts, multi-currency tracking, and seamless integration of bank statements from different sources.

•	Brand Identity
Developing a clean, professional brand across all visual and written materials to reinforce trust and credibility with both personal and business users.

•	Search Engine Optimization (SEO)
Optimizing platform content and informational pages to rank for high-intent keywords related to financial tracking, cash flow tools, and personal finance solutions.

•	Social Media Presence
Using platforms like LinkedIn, X (formerly Twitter), and Instagram to highlight features, share product updates, and engage directly with users and industry influencers.

•	Content Marketing
Publishing financial education guides, blog articles, and practical use cases to position Seebeks as a trusted financial tool for individuals and small businesses.

•	Video Demonstrations
Producing short explainer videos that show how to use the Seebeks platform and its key advantages, designed to boost conversions and reduce onboarding friction.

•	Customer Reviews & Case Studie
Encouraging early adopters to share testimonials and success stories, which will be leveraged to establish credibility and drive new user sign-ups.

•	Influencer Collaborations
Partnering with financial bloggers, fintech influencers, and consultants to amplify brand awareness in targeted niches.

•	Strategic Partnerships
Forming alliances with accountants, financial advisors, coworking spaces, and other SaaS tools to cross-promote services.

•	Localized Marketing
Tailoring all content and campaigns to the cultural, regulatory, and financial habits of Spanish users, with expansion strategies designed for additional European markets.

•	Continuous Performance Evaluation
Routinely tracking KPIs like CAC (Customer Acquisition Cost), LTV (Lifetime Value), and conversion rates to adjust campaigns and messaging for maximum ROI.

In combination, these strategies are designed to support sustainable growth, increase recurring subscription revenue, and solidify Seebeks as a reliable tool for modern financial management.

If we do not have enough money for marketing campaign it can badly effect on our business.

EMPLOYEES; CONTRACTS

We have no employees other than our officer and director Roman Chystiakov. We have executed a Consulting Agreement with our director Roman Chystiakov, under which he will receive compensation of $1,900 per month for his services.

OFFICES

Our business office is located at Avda. Diagonal, 571 Planta 2, 08029 Barcelona, Spain and our phone number is +1(307)6551002.

GOVERNMENT AND INDUSTRY REGULATION

We must adhere to all relevant laws and regulations that pertain directly or indirectly to our operations, including United States securities laws. Compliance with all regulations, rules, and directives from governmental authorities and agencies is mandatory for our services in Spain and for operating any facility in any jurisdiction where we conduct activities.

We hold the view that government regulation will not significantly affect our business operations.

EMERGING GROWTH COMPANY STATUS UNDER THE JOBS ACT

Seebeks Corp. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1.235 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

•	The first fiscal year after its annual revenues exceed $1.235 billion;

•	The first fiscal year after the fifth anniversary of its IPO;

•	The date on which the company has issued more than $1.07 billion in non-convertible debt during the previous three-year period; and

•	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

•	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

•	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

•	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

•	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

•	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO “road show.”

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

•	The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

•	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

•	The requirements under Sections 14A (a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Election under Section 107(b) of the JOBS Act

As an emerging growth company, we have made the irrevocable election to not adopt the extended transition period for complying with new or revised accounting standards under Section 107(b), as added by Section 102(b), of the JOBS Act.  This election allows companies to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

DESCRIPTION OF PROPERTY

OFFICES

Our business office is located at Avda. Diagonal, 571 Planta 2, 08029 Barcelona, Spain. The office was provided by our officer and president Mr. Chystiakov for free use, without any payment. Based on current market rates for similar office spaces in Barcelona, the approximate dollar value of this office space is $550 per month or $6,600 per year. Our telephone number is +1(307)6551002.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including the information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of some important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. We have limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

To begin generating revenue, we will need to complete the following initial steps:

•	launch and promote subscription plans for individual users of the Seebeks web-based financial platform;
•	finalize and begin offering paid add-on features, such as analytics tools, customization options, and premium support;
•	initiate B2B outreach to offer the Seebeks platform, including its optional locally installed version, to business clients on a licensing basis;
•	launch targeted marketing campaigns to attract both B2C and B2B users to the platform.

In parallel, we are already in communication with several potential clients and expect to begin onboarding early users in the near term. We expect these steps to commence shortly after completion of this offering, with initial revenue generation anticipated within approximately 1 to 6 months, assuming sufficient funds are raised. Revenue is expected to come initially from early adopters of our subscription model and B2B clients evaluating our software. However, we cannot guarantee when or if these efforts will result in meaningful revenue.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely. We believe that we will be able to raise enough money through this offering to expand operations, but we cannot guarantee that once we expand operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

RESULTS OF OPERATIONS

We have generated $2,970 revenue to date of this report.

We have incurred $45,167 of operating expenses for the nine months ended March 31, 2026.

Long term financing beyond the maximum aggregate amount of this offering may be required to expand our business. The exact amount of funding will depend on the scale of our development and expansion. We do not currently have planned our expansion, and we have not decided yet on the scale of our development and expansion and on exact amount of funding needed for our long-term financing.

Our independent registered public accountant has issued a going concern opinion. This means that there is a doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues, and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan and our business operations. So, for these reasons, there is substantial doubt that we will be able to continue as a going concern.

As of March 31, 2026, our total assets were $67,638. Total assets were comprised of $32,785 in current assets and $34,853 in intangible assets. Our current liabilities were $104,862 and Stockholders’ deficit was $37,224.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended March 31, 2026 net cash flows used in operating activities was $210

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2026 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2026 net cash flows provided by financing activities was $18,512.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITiES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2026 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2026.

Seebeks Corp., Registrant

By:	/s/ Roman Chystiakov
Roman Chystiakov, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: April 21, 2026	By:	/s/ Roman Chystiakov
Roman Chystiakov, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

