Form 10-K
period 2026-06-30
Seebeks Corp.
filed 2026-08-27
CIK 2078730

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

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

Telephone: +1(307)6551002

Email: seebeks.corp.w@gmail.com

(Name, address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Wyoming Registered Agent

1621 Central Ave

Cheyenne, WY 82001

Telephone: +1 (307) 637-5151

(Name, address, including zip code, and telephone number, including area code, of agent for service)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Common stock $0,01 per share; 6,644,500 common shares issued and outstanding as of June 30, 2026.

i

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

•	Efficiency and centralization

•	Cross-border functionality

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

Scalability and growth potential

Seebeks’ hybrid model allows for a balance between high-volume B2C growth and high-value B2B sales. The web application benefits from self-service onboarding and subscription upgrades, while enterprise clients are acquired through targeted outreach, referrals, and professional networks such as accounting firms.

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

OFFICES

Our business office is located at Avda. Diagonal, 571 Planta 2, 08029 Barcelona, Spain and our phone number is +1 (307) 655-1002.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity

We use, store, and process limited data related to our operations. As of the date of this filing, we have not yet implemented a formal cybersecurity risk management program designed to identify, assess, and mitigate risks from cybersecurity threats. We intend to implement a cybersecurity risk management program as our business operations and technology infrastructure evolve. Cyber Risk Management and Strategy. We plan to implement and maintain a cybersecurity risk management program under the oversight of our Board of Directors. Once implemented, this program will include systematic processes for identifying, assessing, and mitigating cybersecurity risks and will be integrated into our overall risk management processes. We intend to adopt a risk-based approach to managing cyber threats, supported by commonly used cybersecurity technologies, such as cloud-based monitoring and threat detection tools. We expect to utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. As part of this effort, we also intend to implement controls to assess and manage risks associated with third-party service providers who may have access to our systems or data. This may include review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring. We expect to regularly evaluate and enhance our cybersecurity policies and procedures in response to emerging threats or developments affecting our industry. In 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board currently.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 30, 2026, no shares of our common stock have traded.

Number of Holders

As of June 30, 2026, the 6,644,500 issued and outstanding shares of common stock were held by a total of 49 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2026 and 2025.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 15, 2025, the Company issued 3,000,000 shares of common stock to a director Roman Chystiakov for cash proceeds of $300 at $0.0001 per share.

In March 2026, the Company issued 1,085,000 shares of common stock for cash proceeds of $10,850 at $0.01 per share.

In April 2026, the Company issued 1,085,000 shares of common stock for cash proceeds of $10,850 at $0.01 per share.

In May 2026, the Company issued 965,000 shares of common stock for cash proceeds of $9,650 at $0.01 per share.

In June 2026, the Company issued 509,500 shares of common stock for cash proceeds of $5,095 at $0.01 per share.

There were 6,644,500 shares of common stock issued and outstanding as of June 30, 2026.

Purchase of our Equity Securities by Officers and Directors

On May 15, 2025, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Roman Chystiakov, for a purchase price of $0.0001 per share, for aggregate offering proceeds of $300, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended June 30, 2026 and from March 11, 2025 (Inception) through June 30, 2025:

Revenue and cost of goods sold

For the year ended June 30, 2026 and from March 11, 2025 (Inception) through June 30, 2025 the Company generated total revenue of $9,270 and $0 from selling products to the customer.

Operating expenses

Total operating expenses for the year ended June 30, 2026 and from March 11, 2025 (Inception) through June 30, 2025 were $56,250 and $6,177. The operating expenses for the year ended June 30, 2026 included consulting expense of $22,800; bank charges of $2,864; depreciation expense of $8,196; legal fees of $1,500; audit fees of $18,000; professional fees of $2,890. The operating expenses from March 11, 2025 (Inception) through June 30, 2025 included bank charges of $274; professional fees of $203; consulting expense of $5,700.

Net Loss

The net loss for the year ended June 30, 2026 and from March 11, 2025 (Inception) through June 30, 2025 was $46,980 and $6,177 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2026, the Company had cash of $52,274 ($13,693 from March 11, 2025 (Inception) through June 30, 2025). Furthermore, the Company had a working capital deficit of $16,412 (deficit of $5,877 from March 11, 2025 (Inception) through June 30, 2025).

During the year ended June 30, 2026, the Company used $5,526 of cash in operating activities due to its net loss and increase in prepaid expenses of $2,772, increase in deferred revenue of $13,230; increase in accounts payable-related party of $22,800 and depreciation of $8,196

During the year ended June 30, 2026, the Company used $0 of cash in investing activities.

During the year ended June 30, 2026, the Company generated $44,107 of cash in financing activities.

During the period from March 11, 2025 (Inception) through June 30, 2025, the Company used $477 of cash in operating activities due to its net loss and increase in accounts payable-related party of $5,700.

During the period from March 11, 2025 (Inception) through June 30, 2025, the Company used $41,000 of cash in investing activities.

During the period from March 11, 2025 (Inception) through June 30, 2025, the Company generated $55,170 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

SEEBEKS CORP.

Financial Statements

For year ended June 30, 2026 and from March 11, 2025 (Inception) through June 30, 2025

(Audited)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Seebeks Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Seebeks Corp. (the “Company”) as of June 30, 2026, and 2025, and the related statements of operations, changes in stockholders’ equity (deficit), for each of the two years for the period ended June 30, 2026, and 2025, and cash flows for the years ended June 30, 2026, and 2025, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026, and 2025 and the results of its consolidated operations and its cash flows for the years ended June 30, 2026, and 2025, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $53,157 and a negative cash flow from operations amounting to $46,980 for the period ended June 30, 2026. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There is no Critical Audit Matters existed as of June 30, 2026.

/s/ DylanFloyd Accounting & Consulting

Newhall, California

August 24, 2026

PCAOB # 6235

We have served as the Company's auditor since 2025.

SEEBEKS CORP.

Balance Sheets

As of June 30, 2026 and June 30, 2025

(Audited)

	As of June 30, 2026	As of June 30, 2025
ASSETS

Current Assets
Cash and cash equivalents	$52,274	$13,693
Prepaid Expenses	2,772	–
Total Current Assets	55,046	13,693
Total Intangible Assets, Net	32,804	41,000

Total Assets	$87,850	$54,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party loan	$62,532	$54,870
Accounts payable-related party	28,500	5,700
Deferred revenue	13,230	–
Total Current Liabilities	104,262	60,570

Total Liabilities	104,262	60,570

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 6,644,500 as of June 30, 2026 and 3,000,000 as of June 30, 2025 shares issued and outstanding	664	300
Additional paid in capital	36,081	–
Accumulated deficit	(53,157)	(6,177)
Total Stockholders’ Deficit	(16,412)	(5,877)

Total Liabilities and Stockholders’ Deficit	$87,850	$54,693

See accompanying notes, which are an integral part of these financial statements

SEEBEKS CORP.

Statements of Operations

For year ended June 30, 2026 and from March 11, 2025 (Inception) through June 30, 2025

(Audited)

	Year ended June 30, 2026	From March 11, 2025 (Inception) through June 30, 2025

REVENUES	$9,270	$–

OPERATING EXPENSES
General and Administrative Expenses	48,054	6,177
Amortization Expenses	8,196	–
TOTAL OPERATING EXPENSES	56,250	6,177

NET INCOME/LOSS FROM OPERATIONS	(46,980)	(6,177)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(46,980)	$(6,177)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,627,611	3,000,000

See accompanying notes, which are an integral part of these financial statements

SEEBEKS CORP.

Statements of Stockholders’ Deficit

For year ended June 30, 2026 and from March 11, 2025 (Inception) through June 30, 2025

(Audited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Inception, March 11, 2025	–	$–	$–	$–	$–
Shares issued for cash at $0.0001 per share on May 15, 2025	3,000,000	300	–	–	300
Net loss for the period ended June 30, 2025	–	–	–	(6,177)	(6,177)
Balance, June 30, 2025	3,000,000	$300	$–	$(6,177)	$(5,877)

Issuance of common stock	3,644,500	364	36,081	–	36,445
Net loss for the year ended June 30, 2026	–	–	–	(46,980)	(46,980)
Balance, June 30, 2026	6,644,500	$664	$36,081	$(53,157)	$(16,412)

See accompanying notes, which are an integral part of these financial statements

SEEBEKS CORP.

Statement of Cash Flows

For year ended June 30, 2026 and from March 11, 2025 (Inception) through June 30, 2025

(Audited)

	For the year ended June 30, 2026	From March 11, 2025 (Inception) through June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,980)	$(6,177)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization expenses	8,196	–
Changes in operating assets and liabilities:
Prepaid expenses	(2,772)	–
Accounts payable-related party	22,800	5,700
Deferred revenue	13,230	–
NET CASH USED IN OPERATING ACTIVITIES	(5,526)	(477)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software Platform	–	(41,000)
CASH FLOWS FROM INVESTING ACTIVITIES	–	(41,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	7,662	54,870
Issuance of stock	36,445	300
CASH FLOWS FROM FINANCING ACTIVITIES	44,107	55,170

NET CHANGE IN CASH	38,581	13,693

Cash, beginning of period	$13,693	$–
Cash, end of period	$52,274	$13,693

See accompanying notes, which are an integral part of these financial statements

SEEBEKS CORP.

Notes to Unaudited Financial Statements

As of June 30, 2026

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $9,270 revenues for the year ended June 30, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $53,157 on June 30, 2026, a net loss of $46,980 for the year ended June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Stock-Based Compensation

As of June 30, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of June 30, 2026, the Company purchased software application for $41,000, which is being amortized over a 5-year life. There was $8,196 accumulated amortization as of June 30, 2026.

Note 5 – LOAN FROM DIRECTOR

For the year ended June 30, 2026 our director Roman Chystiakov has loaned to the Company $7,662. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $62,532 as of June 30, 2026.

Note 6 – COMMON STOCK

On May 15, 2025, the Company issued 3,000,000 shares of common stock to a director Roman Chystiakov for cash proceeds of $300 at $0.0001 per share.

In March 2026, the Company issued 1,085,000 shares of common stock for cash proceeds of $10,850 at $0.01 per share.

In April 2026, the Company issued 1,085,000 shares of common stock for cash proceeds of $10,850 at $0.01 per share.

In May 2026, the Company issued 965,000 shares of common stock for cash proceeds of $9,650 at $0.01 per share.

In June 2026, the Company issued 509,500 shares of common stock for cash proceeds of $5,095 at $0.01 per share.

As of June 30, 2026, the Company had 6,644,500 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of June 30, 2026 and June 30, 2025 as follows:

	June 30, 2026	Rate (%)	June 30, 2025	Rate (%)
Tax benefit (expenses) at U.S. statutory rate	(11,163)	(21)%	$(1,297)	(21)%
Change in valuation allowance	11,163	21%	$1,297	21%
Tax benefit (expenses) net	–	0%	$–	0%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Year ended June 30, 2026	Year ended June 30, 2025
Net operating loss	(9,866)	$(1,297)
Valuation allowance	9,866	$1,297
Deferred tax assets, net	–	$–

The Company has accumulated approximately $53,157 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated events and transactions that occurred after June 30, 2026, through the date the financial statements were available to be issued. The Company has determined that there were no material subsequent events that require disclosure in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2026, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at June 30, 2026, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2026 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officer and director, his name, age, and his positions as of the date of this prospectus are as follows:

Name and Address	Age	Position(s)
Roman Chystiakov	47	President,
Avda. Diagonal, 571 Planta 2,		Chief Financial Officer,
08029 Barcelona, Spain		Chief Executive Officer,
Director

Roman Chystiakov has been holding the above stated positions since the inception of the Company and are expected to hold them until the next annual meeting of our stockholders. Thereby, Mr. Roman Chystiakov is currently the Officer/Director and control persons of Seebeks Corp.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Roman Chystiakov, age 47

Mr. Chystiakov has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on March 11, 2025.

He has got the master’s degree of Business Administration and another one in Law Institute of the Ministry of Internal Affairs. He has been self-employed for the last 8 years. He has participated in various successful projects in different fields. His education and experience let him make the right decisions quickly, consider potential opportunities from various angles and cope with unexpected challenges.

Roman Chystiakov brings a strong combination of creativity, leadership, analytical thinking, and effective communication skills. His ability to unify teams, remain composed under pressure, and take responsibility for key decisions makes him well-suited to lead and manage the operations of our business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

In the event that we register under the Securities Exchange Act of 1934 (the “Exchange Act” or “1934 Act”), Section 16(a) of that act will require our director and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, director and greater than ten percent stockholders will be required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, director and greater than ten percent beneficial owners are complied with in a timely fashion.

Item 11. Executive Compensation

Since inception, we have not paid any compensation to our officer or director. The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on March 11, 2025 to September 30, 202 and subsequent thereto to the date of this report.

SUMMARY COMPENSATION TABLE

Name						Non-Equity Incentive	Change in Pension Value and Nonqualified Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals

Roman Chystiakov, President, CEO, CFO	2025	$0	$0	$300	$0	$0	$0	$0	$300
Roman Chystiakov, President, CEO, CFO	2026	$0	$0	$300	$0	$0	$0	$0	$300

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2026

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
								Awards:	Payout
			Equity					Number of	Value of
			Incentive			Number		Unearned	Unearned
			Plan Awards;			of	Market	Shares,	Shares,
	Number of	Number of	Number of			Shares	Value of	Units or	Units or
	Securities	Securities	Securities			or Units	Shares or	Other	Other
	Underlying	Underlying	Underlying			of Stock	Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	That	Stock That	That	That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price	Date	Vested (#)	Vested	Vested	Vested

Roman Chystiakov	0	0	0	$0	0	0	$0	0	$0

OFFICER COMPENSATION

Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Roman Chystiakov	$0	0	0	0	$0	$0	$0

Mr. Chystiakov currently devotes approximately thirty hours per week to manage our affairs. He has agreed to work with no remuneration until such time as we generate profits from operations. At this time, we cannot accurately estimate when this will occur, if ever, to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

OPTION GRANTS

There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

GRANTING OF CERTAIN EQUITY AWARDS CLOSE IN TIME TO THE RELEASE OF MATERIAL NONPUBLIC INFORMATION

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE

There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS

There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

COMPENSATION OF DIRECTOR

Director is permitted to receive fixed fees and other compensation for his services as director. The Board of Director has the authority to fix the compensation of director. No amounts have been paid to or accrued to our director in such capacity.

EMPLOYMENT AGREEMENTS

Currently we do not have any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,644,500 shares of our common stock issued and outstanding as of the date of this prospectus.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Roman Chystiakov Avda. Diagonal, 571 Planta 2, 08029 Barcelona, Spain	3,000,000	45%
All director and executive officers as a group (1 person)		3,000,000	45%

Item 13. Certain Relationships and Related Transactions

On June 30, 2025, we issued a total of 3,000,000 shares of restricted common stock valued at 0.0001 per share to Roman Chystiakov, our officer and director, for cash proceeds in consideration of $300.

Further, Roman Chystiakov has entered into a written loan agreement with the Company under which he agrees to provide funding as needed for implementing our business plan. Mr. Chystiakov will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Chystiakov does not bear interest.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2026, we incurred approximately $18,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2025 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2025, December 31, 2025, and March 31, 2026.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
19	Policy Regarding Insider Trading

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 2026.

Seebeks Corp., Registrant

By:	/s/ Roman Chystiakov
Roman Chystiakov, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: August 27, 2026	By:	/s/ Roman Chystiakov
Roman Chystiakov, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

