Form 10-Q
period 2026-09-30
Seebeks Corp.
filed 2026-10-26
CIK 2078730

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “Large accelerated filer,” “Accelerated filer,” “Smaller reporting company” and “Emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,789,000 common shares issued and outstanding as of September 30, 2026.

SEEBEKS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

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

SEEBEKS CORP.

Balance Sheets

As of September 30, 2026

(Unaudited)

	As of September 30, 2026	As of June 30, 2026
ASSETS

Current Assets
Cash and cash equivalents	$58,312	$52,274
Prepaid Expenses	2,012	2,772
Total Current Assets	60,324	55,046
Total Intangible Assets, Net	30,755	32,804

Total Assets	$91,079	$87,850

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Related party loan	$62,532	$62,532
Accounts payable-related party	34,200	28,500
Deferred revenue	21,230	13,230
Total Current Liabilities	117,962	104,262

Total Liabilities	117,962	104,262

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 6,789,000 as of September 30, 2026 and 6,644,500 as of June 30, 2026 shares issued and outstanding	679	664
Additional paid in capital	37,511	36,081
Accumulated deficit	(65,073)	(53,157)
Total Stockholders’ Deficit	(26,883)	(16,412)

Total Liabilities and Stockholders’ Deficit	$91,079	$87,850

See accompanying notes, which are an integral part of these financial statements.

SEEBEKS CORP.

Statements of Operations

For the three months ended September 30, 2026 and September 30, 2025

(Unaudited)

	For the three months ended September 30, 2026	For the three months ended September 30, 2025

REVENUES	$10,100	$–

OPERATING EXPENSES
General and Administrative Expenses	(19,967)	(20,632)
Amortization Expenses	(2,049)	(2,049)
TOTAL OPERATING EXPENSES	(22,016)	(22,681)

NET INCOME/LOSS FROM OPERATIONS	(11,916)	(22,681)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(11,916)	$(22,681)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,699,364	3,000,000

See accompanying notes, which are an integral part of these financial statements.

SEEBEKS CORP.

Statements of Stockholders’ Deficit

For the three months ended September 30, 2026 and September 30, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2026	6,644,500	$664	$36,081	$(53,157)	$(16,412)

Issuance of common stock	144,500	15	1,430	–	1,445

Net loss for the three months ended September 30, 2026	–	–	–	(11,916)	(11,916)

Balance, September 30, 2026	6,789,000	$679	$37,511	$(65,073)	$(26,883)

Balance, June 30, 2025	3,000,000	$300	$–	$(6,177)	$(5,877)

Issuance of common stock	–	–	–	–	–

Net loss for the three months ended September 30, 2025	–	–	–	(22,681)	(22,681)

Balance, September 30, 2025	3,000,000	$300	$–	$(28,858)	$(28,558)

See accompanying notes, which are an integral part of these financial statements.

SEEBEKS CORP.

Statement of Cash Flows

For the three months ended September 30, 2026 and September 30, 2025

(Unaudited)

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,916)	$(22,681)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization expenses	2,049	2,049
Changes in operating assets and liabilities:
Prepaid expenses	760	(1,602)
Accounts payable	–	1,500
Accounts payable-related party	5,700	5,700
Deferred revenue	8,000	–
NET CASH USED IN OPERATING ACTIVITIES	4,593	(15,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	–	6,000
Issuance of stock	1,445	–
CASH FLOWS FROM FINANCING ACTIVITIES	1,445	6,000

NET CHANGE IN CASH	6,038	(9,034)

Cash, beginning of period	$52,274	$13,693
Cash, end of period	$58,312	$4,659

See accompanying notes, which are an integral part of these financial statements.

SEEBEKS CORP.

Notes to Unaudited Financial Statements

As of September 30, 2026

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $10,100 revenues for the three months ended September 30, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $65,073 on September 30, 2026, a net loss of $11,916 for the three months ended September 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Stock-Based Compensation

As of September 30, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of September 30, 2026, the Company purchased software application for $41,000, which is being amortized over a 5-year life. There was $10,245 accumulated amortization as of September 30, 2026.

Note 5 – LOAN FROM DIRECTOR

For the three months ended September 30, 2026 our director Roman Chystiakov has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $62,532 as of September 30, 2026.

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

In August 2026, the Company issued 72,000 shares of common stock for cash proceeds of $720 at $0.01 per share.

In September 2026, the Company issued 72,500 shares of common stock for cash proceeds of $725 at $0.01 per share.

As of September 30, 2026, the Company had 6,789,000 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of September 30, 2026 and June 30, 2026 as follows:

	September 30, 2026	Rate (%)	June 30, 2026	Rate (%)
Tax benefit (expenses) at U.S. statutory rate	$(13,665)	(21)%	$(11,163)	(21)%
Change in valuation allowance	13,665	21%	11,163	21%
Tax benefit (expenses) net	$–	0%	$–	0%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Three months ended September 30, 2026	Year ended June 30, 2026
Net operating loss	$(2,502)	$(9,866)
Valuation allowance	2,502	9,866
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $65,073 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated events and transactions that occurred after September 30, 2026, through the date the financial statements were available to be issued. The Company has determined that there were no material subsequent events that require disclosure in these financial statements.

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF OUR BUSINESS

GENERAL INFORMATION

Seebeks Corp. was incorporated on March 11, 2025, under the laws of the State of Wyoming. We are a company focused on providing a comprehensive software platform for personal and business financial management. We have acquired a functional software and web-based application called “Seebeks”, which is currently operational. While the platform is live, we intend to continue expanding its capabilities by introducing new features to enhance functionality, improve user experience, and serve a broader range of financial use cases.

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

RESULTS OF OPERATIONS

We have generated $10,100 revenue to date of this report.

We have incurred $22,016 of operating expenses for the three months ended September 30, 2026.

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

As of September 30, 2026, our total assets were $91,079. Total assets were comprised of $60,324 in current assets and $30,755 in intangible assets. Our current liabilities were $117,962 and Stockholders’ deficit was $26,883.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended September 30, 2026 net cash flows used in operating activities was $4,593.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended September 30, 2026 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended September 30, 2026 net cash flows provided by financing activities was $1,445.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended September 30, 2026 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2026.

Seebeks Corp., Registrant

By:	/s/ Roman Chystiakov
Roman Chystiakov, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: October 26, 2026	By:	/s/ Roman Chystiakov
Roman Chystiakov, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

